Form 10-Q
period 2025-09-30
AEN Group Ltd.
filed 2025-11-19
CIK 2033750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,737,000 shares as of September 30, 2025.

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

PART I. FINANCIAL INFORMATION

AEN Group Ltd.
Condensed Consolidated Balance Sheet
(Unaudited)

		September 30,	June 30,
	Note	2025	2025
ASSETS		($)	($)

Current Assets
Cash & cash equivalents		3,350	6,337
Accounts receivable		42	99
Inventory		26	-
TOTAL ASSETS		3,418	6,436

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses		17,367	20,837
Interest payable		1,612	1,069
Due to related party	6	17,030	23,200
Short term loan	6	43,100	43,100
Total Liabilities		79,109	88,206

Stockholders' Equity
Common stock	7	774	721
Additional Paid in Capital		49,410	23,113
Deficit		(125,903)	(105,585)
Accumulated Other Comprehensive Income (Loss)		28	(19)
Total Stockholders' Equity		(75,691)	(81,770)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY		3,418	6,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEN Group Ltd.
Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

		For the	For the
		3 months	3 months
		ended	ended
		September 30,	September 30,
	Note	2025	2024
		($)	($)
Revenue		43	94

Cost of revenue		31	62
Gross profit		12	32

Selling, general & administrative expenses		19,794	20,265

Loss from operations		(19,782)	(20,233)

Other items
Finance costs		(543)	-
Foreign exchange loss		7	(2)

Net loss		(20,318)	(20,235)

Foreign exchange translation		47	(7)

Net loss and other comprehensive loss		(20,271)	(20,242)

Basic and diluted earnings per common share		(0.00)	(0.00)
Weighted average number of common shares outstanding		7,215,728	7,210,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEN Group Ltd.
Condensed Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)

				Additional
		Common Stock		Paid-in		Accumulated
		Shares	Amount	Capital	Deficit	OCI	Total
	Note	(#)	($)	($)	($)	($)	($)

Balance, June 30, 2025		7,210,000	721	23,113	(105,585)	(19)	(81,770)
Share issuance on September 30, 2025	7	527,000	53	26,297	-	-	26,350
Net loss		-	-	-	(20,318)	-	(20,318)
Foreign exchange translation		-	-	-	-	47	47
Balance, September 30, 2025		7,737,000	774	49,410	(125,903)	28	(75,691)

				Additional
		Common Stock		Paid-in		Accumulated
		Shares	Amount	Capital	Deficit	OCI	Total
	Note	(#)	($)	($)	($)	($)	($)

Balance, June 30, 2024		7,210,000	721	23,113	(1,479)	44	22,399
Net loss		-	-	-	(20,235)	-	(20,235)
Foreign exchange translation		-	-	-	-	(7)	(7)
Balance, September 30, 2024		7,210,000	721	23,113	(21,714)	37	2,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEN Group Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Note	For the 3 months September 30, 2025	For the 3 months September 30, 2024
		($)	($)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(20,318)	(20,235)
Changes in operating assets and liabilities
Changes in accounts receivable		57	-
Changes in prepaid expenses		-	(3,895)
Changes in other receivables		-	4,500
Changes in inventory		(26)	(183)
Changes in accounts payable and accrued liabilities		(3,470)	1,101
Changes in interest payable		543	-
Changes in customer deposits		-	63
Net cash used in operating activities		(23,214)	(18,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to (advance from) related party		(6,170)	22,900
Issuance of common stock		26,350	-
Net cash provided by financing activities		20,180	22,900

Effect of Exchange Rate Changes on Cash and Cash Equivalents		47	(37)

Net (decrease) increase in cash		(2,987)	4,214
Cash at beginning of period		6,337	27,170
Cash at end of period		3,350	31,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest		-	-
Income Taxes		-	-

AEN GROUP LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

NOTE 2. BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting under ASC 270 and include the accounts of AEN Group Ltd. and its wholly owned subsidiary, AEN Trading Ltd., for the three months ended September 30, 2025, and 2024. All intercompany balances and transactions have been eliminated in consolidation.

On May 15, 2024, AEN Group issued 3,500,000 common shares to acquire 100% of AEN Trading. As the shareholders of AEN Trading obtained control of AEN Group through majority voting rights, the transaction was accounted for as a reverse acquisition, with AEN Trading treated as the accounting acquirer for financial reporting purposes.

These interim financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. These statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2025.

Functional and Presentation Currency

The functional and presentation currency of the Company is the U.S. dollar (USD).  The functional currency of the Company’s subsidiary, AEN Trading Ltd., is the Canadian dollar (CAD).   The Company’s foreign operations are measured using USD as the primary economic environment currency. No changes in functional currency occurred during the three months ended September 30, 2025.

NOTE 3. GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. This assumes the Company will continue operations for the next twelve months.

As of September 30, 2025, the Company had $3,350 in cash and outstanding liabilities of $79,109. The Company reported a net loss of $20,318 for the three months ended September 30, 2025 (2024: $20,235) and has an accumulated deficit of $125,903.  Stockholders’ deficit was $75,691 as of September 30, 2025.

Management does not believe the Company’s current financial resources are sufficient to fund operations over the next twelve months. The Company continues to rely on additional capital from related parties or external investors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management has evaluated conditions and events through the date these financial statements were available for issuance and anticipates raising funds through capital markets or related party advances. There are no assurances such efforts will be successful.

These financial statements do not include any adjustments to asset carrying amounts or liability classifications that might result should the Company be unable to continue as a going concern.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed in the preparation of these interim consolidated financial statements are consistent with those disclosed in the audited consolidated financial statements for the year ended June 30, 2025. There have been no changes in accounting policies during the three months ended September 30, 2025.

a. Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025.

Fair values were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash and accounts payable.

c. Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

g. Cost of Sales

Amounts that will be recorded as cost of sales relates to direct expenses incurred in order to fulfill orders from our customers. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product and shipping expenses.

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

i. Foreign operations

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

j. Segment Reporting

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

The Company’s CODM reviewed consolidated results, including revenue and operating income, at a consolidated level and concluded that there is only one operating and reportable segment in the Company.

The Company’s revenues are derived from within China. Therefore, no geographical segments are presented.

k. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2025, $6,260 due to related party balance received for common shares subscription was reclassed to equity (Note 6).

On January 1, 2025, an amount of $43,100 owed to a related party was converted into a loan with a maturity period of one year from the date of the loan agreement. The loan accrues interest at a rate of 5% per annum, payable upon maturity. Interest expense of $543 was recorded for the period ended September 30, 2025.

As of September 30, 2025 and June 30, 2025, the total balance due to related parties amounted to $17,030 and $23,200, respectively were owed to one individual who is an officer and director of the Company. These amounts are non-interest bearing and do not have maturity. The proceeds of the advance were used for operations.

NOTE 6. SHARE CAPITAL

On September 30, 2025, the Company closed a private placement and issued 527,000 common stocks for gross proceeds of $26,350.

As of September 30, 2025, the Company had 7,737,000 shares of common stock issued and outstanding.

NOTE 7. SEGMENT INFORMATION

Period ended September 30, 2025 and 2024, the Company has only one operating product segment and one geographic segment.

	3 months ended September 30, 2025	3 months ended September 30, 2024
	($)	($)
Segment revenue	$43	94
Segment loss	$(20,318)	(20,235)

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 9. CONCENTRATIONS

During the three months ended September 30, 2025, the Company purchased 100% of its supplies from 1 supplier and no amounts were due to these suppliers. During the three months ended September 30, 2024, the Company purchased 100% of its supplies from two suppliers and no amounts were due to these suppliers.

NOTE 10. SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2025, compared to the three months ended September 30, 2024:

Revenues and Sale Expenses:

We generated $43 in revenues and incurred $31 in cost of sales for the three months ended September 30, 2025 compared to $94 in revenues and $62 in cost of sales for the three months ended September 30, 2024.

Other Operating and General and Administrative Expenses:

During the three months ended September 30, 2025, we incurred $19,794 in selling, general and administration expenses compared to $20,265 in selling, general and administration expenses for the three months ended September 30, 2024. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees. The higher cost for the quarter ended September 30, 2024 was primarily due to higher professional fees related to the preparation of the S-1 Registration Statement.

Net Loss:

Net loss was $20,318 for the three months ended September 30, 2025 compared to a net loss of $20,235 for the three months ended September 30, 2024.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2025 was $23,214 compared to net cash used in operating activities of $18,649 for the nine months ended September 30, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2024, was $20,180 consisting of repayment of advance from related party of $6,170 and issuance of shares of $26,350 compared to net cash provided by financing activities of $22,900 consisting of advance from related party for the three months ended September 30, 2024.

Total Assets:

The Company’s total assets were $3,418 as of September 30, 2025 and $6,436 as of June 30, 2025.

Total Liabilities:

The Company’s total liabilities were $79,109 as of September 30, 2025 compared to total liabilities of $88,206 as of June 30, 2025.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $75,691 as of September 30, 2025 compared to shareholders’ deficit of $81,770 as of June 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had $3,418 in current assets and total current liabilities of $79,109.

We had a working capital deficiency of $75,691 as of September 30, 2025 compared to a working capital deficiency of $81,770 as of June 30, 2025.

Capital Resources

We anticipate we will need $50,000 for operations for the next 12 months, which includes $10,000 for selling, general and administrative purposes; $25,000 for professional fees, including legal and audit fees; $5,000 for consulting fees; and $10,000 for general working capital. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

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

Off-Balance Sheet Arrangements

 As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2025, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2025, our company’s internal control over financial reporting was not effective based on present company’s low business activity and lack of financial ability to engage additional staffing. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

AEN Group Ltd. Registrant

Date: November 19, 2025	By:	/s/ Dandan Chen
Dandan Chen
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

